Form 10-Q
period 2024-03-31
Kioni Holdings Ltd
filed 2024-05-21
CIK 2011134

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-277004

Kioni Holdings Limited
(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation)

8741

(Primary Standard Industrial Classification Code Number)

(IRS Employer Identification No.)

114 Lavender Street, #08-72 CT Hub 2

Singapore 338729

Tel: (617) 313-3243

(Address and telephone number of registrant's principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act: ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 30, 2024
Common Stock, $0.0001	60,000

2 | P a g e

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

KIONI HOLDINGS LIMITED BALANCE SHEETS (in United States dollars)
	MARCH 31, 2024 (UNAUDITED)	DECEMBER 31, 2023 (AUDITED)
	US$	US$
ASSETS
Current assets
Cash and cash equivalents	1,250	1,250
Trade receivables	4,300	3,400
Total current assets	5,550	4,650

NON-CURRENT ASSETS
Website development	5,700	5,700

Total assets	11,250	10,350

LIABILITIES
Current liabilities
Accounts payables and accruals	18,064	11,300
Subscription deposit payable	-	10,000
Total current liabilities	18,064	21,300

Net current liabilities	(14,664)	(16,650)

Net liabilities	(6,814)	(10,950)

STOCKHOLDERS DEFICIT
Common stock, authorised 1,000,000 shares at $0.0001 par value; 60,000 and 10,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023 respectively	6	1
Additional paid-in capital	11,994	1,999
Accumulated deficits	(18,814)	(12,950)

Total Liabilities and Stockholders Deficit	(6,814)	(10,950)

The accompanying notes are an integral part of these financial statements.

3 | P a g e

KIONI HOLDINGS LIMITED

STATEMENTS OF OPERATIONS (UNAUDITED)

(in United States dollars, except number of shares)

THREE MONTHS PERIOD ENDED MARCH 31, 2024
US$

REVENUES	13,500
Cost of revenues	(3,600)
9,900
OPERATING EXPENSES
General and administrative expenses	15,764
TOTAL OPERATING EXPENSES	(15,764)

NET LOSS FROM OPERATIONS	(5,864)

Provision for income taxes	-
NET LOSS	(5,864)
Net loss per share:
Basic and Diluted	(0.14)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	42,967

The accompanying notes are an integral part of these financial statements.

4 | P a g e

KIONI HOLDINGS LIMITED

STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(in United States dollars)

	Number of Common Shares	Share Capital Amount	Additional Paid-In Capital	Accumulated Deficits	Total
	US$	US$	US$	US$	US$

Inception, November 28, 2023	-	-	-	-	-
Net loss for the period	-	-	-	(12,950)	(12,950)
Shares issued for cash	10,000	1	1,999	-	2,000
Balance as of December 31, 2023	10,000	1	1,999	(12,950)	(10,950)

Changes in equity for 2024 Quarter 1:
Net loss for the period	-	-	-	(5,864)	(5,864)
Shares issued for cash	50,000	5	9,995	-	10,000
Balance as of March 31, 2024	60,000	6	11,994	(18,814)	(6,814)

The accompanying notes are an integral part of these financial statements.

5 | P a g e

KIONI HOLDINGS LIMITED

STATEMENTS OF CASH FLOWS (UNAUDITED)

(in United States dollars)

THREE MONTHS PERIOD ENDED MARCH 31, 2024
US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(5,864)
Changes in working capital:
Increase in accounts trade receivables	(900)
Increase in accounts payables and accruals	6,764
Decrease in subscription deposits payables	(10,000)
Net cash flows used in operating activities	(10,000)

CASH FLOWS FROM INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	10,000
Net cash provided by in financing activities	10,000

Net increase in cash and equivalents	-
Cash and equivalents at beginning of the period	1,250
Cash and equivalents at end of the period	-

Supplemental cash flow information:
Cash paid for:
Interest	-
Taxes	-

The accompanying notes are an integral part of these financial statements.

6 | P a g e

KIONI HOLDINGS LIMITED

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE 3 MONTHS ENDED MARCH 31, 2024

NOTE 1 – ORGANIZATION AND BUSINESS

Kioni Holdings Limited (the “Company”) is a corporation established under the corporation laws in the State of Delaware on November 28, 2023. The Company is engaged in the business of providing back-office support to companies. Kioni offers progressive and complete solutions for our customer's back office and administration needs. These services include accounting and bookkeeping, human resources, digital marketing and sales, IT support and general business consulting.

The Company has adopted December 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of March 31, 2024 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a consistent ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had generated a net loss $5,864 for the 3 months period ended March 31, 2024 and accumulated loss of $18,814 from inception (November 28, 2023) to March 31, 2024. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company currently has financing facility of a $10,000 loan from its directors for working capital to draw down. However, this is insufficient to cover its operating costs. Management’s plan is to obtain additional capital resources for the Company by obtaining sufficient capital to meet its minimal operating expenses by selling its shares through a registration statement, which became effective on April 23, 2024, to raise up to $100,000 and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans to raise the addition capital required for its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results for the three months ended March 31, 2024 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the period ended December 31, 2023 filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2024 and for the related periods presented.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Company’s functional and operational currency is US Dollar.

7 | P a g e

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Stock-Based Compensation

As of March 31, 2024, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at March 31, 2024.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2024.

8 | P a g e

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and related party loan payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

NOTE 4 – CAPITAL STOCK

The Company has 1,000,000 shares of common stock authorized with a par value of $0.0001 per share.

As of March 31, 2024, the Company had 60,000 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

During the period ended March 31, 2024, the sole director of the Company subscribed for 50,000 shares in the Company for $10,000. From November 28,2023 (inception) through December 31, 2023 the sole director subscribed for a total of 10,000 shares in the Company for $2,000.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated and determined that there are no subsequent events from March 31, 2024 to the date the financial statements were issued

9 | P a g e

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

DESCRIPTION OF OUR BUSINESS

Kioni Holdings Limited was incorporated in the State of Delaware on November 28, 2023 and established a fiscal year end of December 31. We have limited revenues, have minimal assets and have incurred losses since inception. Our business is to provide back-office support to companies. We offer progressive and complete solutions for our customer's back office and administration needs. These services include accounting and bookkeeping, human resources, digital marketing and sales, IT support and general business consulting.

RESULTS OF OPERATION

As of March 31, 2024, we had deficit of $18,814. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three-Month Period Ended March 31, 2024

Revenue

During the three-month period ended March 31, 2024, the Company recorded revenue of $13,500 from the provision of bookkeeping and IT services.

Cost of Revenue

During the three-month period ended March 31, 2024, the Company recorded cost of revenue of $3,600 for the provision of bookkeeping and IT services.

Operating Expenses

During the three-month period ended March 31, 2024, we incurred total expenses and professional fees of $15,764. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

10 | P a g e

Net Loss

Our net loss for the three-month period ended March 31, 2024 was $8,014.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2024 our total assets were $11,250 compared to $10,350 in total assets at December 31, 2023. As at March 31, 2024 our current liabilities were $18,064 compared to $21,300 in current liabilities as at December 31, 2023.

Stockholders’ deficits was $6,814 as of March 31, 2024 compared to stockholders’ deficits of $10,950 as of December 31, 2023.

Cash Flows from Operating Activities

For the three-month period ended March 31, 2024, net cash flows used in operating activities was $10,000 mainly of net loss and the decrease in subscription deposits payables.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three-month period ended March 31, 2024 was $10,000 consisting entirely of sale of shares.

11 | P a g e

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, sale of our shares, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements, other than a $10,000 loan that we can draw down from our sole director. Generally, we have financed operations to date through the proceeds of the private placement of equity. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a newly established business; and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2023 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management concluded that as a result of material weaknesses related to lack of segregation of duties and multiple levels of review over the financial reporting process, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

12 | P a g e

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2024 the Company sold 50,000 shares of common stock to our sole officer and director, Mr. Diao, at an issue price of $0.20 per share for a total purchase price of $10,000. The proceeds from this sale was used for working capital in the Company.

Item 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended March 31, 2024.

Item 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

Item 5. OTHER INFORMATION

None.

13 | P a g e

Item 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

14 | P a g e

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIONI HOLDINGS LIMITED

Dated: May 20, 2024	By:	/s/ Elvis Diao
Elvis Diao, President and Chief Executive Officer and Chief Financial Officer

15 | P a g e