Form 10-Q
period 2024-06-30
Kioni Holdings Ltd
filed 2024-08-19
CIK 2011134

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class	Outstanding as of June 30, 2024

Common Stock, $0.0001	95,195

2 | P a g e

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KIONI HOLDINGS LIMITED Consolidated Statements of Financial Position (in United States dollars)
	JUNE 30, 2024 (UNAUDITED)	DECEMBER 31, 2023 (AUDITED)
	US$	US$
ASSETS
Current assets
Cash and cash equivalents	68,734	1,250
Trade and other receivables	45,060	3,400
Total current assets	113,794	4,650

NON-CURRENT ASSETS
Website development	5,700	5,700

Total assets	119,494	10,350

LIABILITIES
Current liabilities
Accounts payables and accruals	38,113	11,300
Subscription deposit payable	-	10,000
Total current liabilities	38,113	21,300

Net current assets/ (liabilities)	75,681	(16,650)

Net assets/ (liabilities)	81,381	(10,950)

CAPITAL
Common stock, authorised 1,000,000 shares at $0.0001 par value per share; issued 95,195 shares (December 31, 2023: 10,000 shares) at $0.0001 par value per share	10	1
Additional paid-in capital	82,380	1,999
Accumulated deficits	(1,009)	(12,950)

Total equity	81,381	(10,950)

The accompanying notes are an integral part of these consolidated financial statements.

3 | P a g e

KIONI HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF PROFIT OR LOSS (UNAUDITED)

(in United States dollars, except number of shares)

	THREE MONTHS PERIOD ENDED JUNE 30, 2024	SIX MONTHS PERIOD ENDED JUNE 30, 2024
	US$	US$

REVENUES	13,500	27,000
Cost of revenues	(3,600)	(7,200)
	9,900	19,800
OPERATING EXPENSES
General and administrative expenses	7,905	(7,859)
TOTAL OPERATING EXPENSES	17,805	(7,859)

NET PROFIT FROM OPERATIONS	17,805	11,941

PROVISION FOR INCOME TAXES	-	-
NET PROFIT	17,805	11,941
Net profit per share:
Basic and Diluted	0.33	0.23

Weighted Average Number of Shares Outstanding:
Basic and Diluted	52,473	52,473

The accompanying notes are an integral part of these consolidated financial statements.

4 | P a g e

KIONI HOLDINGS LIMITED

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

(in United States dollars)

	Number of Common Shares	Share Capital Amount	Additional Paid-In Capital	Accumulated Deficits	Total
		US$	US$	US$	US$

Balance as of December 31, 2023	10,000	1	1,999	(12,950)	(10,950)
Net loss for the period	-	-	-	(5,864)	(5,864)
Shares issued for cash	50,000	5	9,995	-	10,000
Balance as of March 31, 2024	60,000	6	11,994	(18,814)	(6,814)

Balance as of December 31, 2023	10,000	1	1,999	(12,950)	(10,950)
Net profit for the period	-	-	-	11,941	11,941
Shares issued for cash	85,195	9	80,381	-	80,390
Balance as of June 30, 2024	95,195	10	82,380	(1,009)	81,381

The accompanying notes are an integral part of these consolidated financial statements.

5 | P a g e

KIONI HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in United States dollars)

SIX MONTHS ENDED JUNE 30, 2024
US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit	11,941
Gain on acquisition	(23,590)
Changes in working capital:
Increase in trade and other receivables	(39,737)
Decrease in accounts payables and accruals	(19,004)
Decrease in subscription deposits payables	(10,000)
Net cash flows used in operating activities	(80,390)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired on acquisition of subsidiaries	67,484
Net cash provided by financing activities	67,484

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	80,390
Net cash provided by financing activities	80,390

Net increase in cash and equivalents	67,484
Cash and equivalents at beginning of the period	1,250
Cash and equivalents at end of the period	68,734

Supplemental cash flow information:
Cash paid for:
Interest	-
Taxes	-

The accompanying notes are an integral part of these consolidated financial statements.

6 | P a g e

KIONI HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE 6 MONTHS ENDED JUNE 30, 2024

NOTE 1 ‐ ORGANIZATION AND BUSINESS

Kioni Holdings Limited (the "Company") is a corporation established under the corporation laws in the State of Delaware on November 28, 2023. The Company is engaged in the business of providing back-office support to companies. Kioni offers progressive and complete solutions for our customer's back office and administration needs. These services include accounting and bookkeeping, human resources, digital marketing and sales, IT support and general business consulting.

The Company has adopted December 31 fiscal year end.

The Company and its subsidiary are referred to as the "Group".

NOTE 2 ‐ GOING CONCERN

The Group's consolidated financial statements as of June 30, 2024 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Group has not yet established a consistent ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Group had accumulated loss of $1,009 for the period ended June 30, 2024. These factors among others raise substantial doubt about the ability of the Group to continue as a going concern.

In order to continue as a going concern, the Group will need, among other things, additional capital resources. The Group currently has financing facility of a $3,558 loan from its directors for working capital to draw down. However, this is insufficient to cover its operating costs. Management's plan is to obtain additional capital resources for the Group by obtaining sufficient capital to meet its minimal operating expenses by selling its shares through a registration statement, which became effective on April 23, 2024, to raise up to $100,000 and/or debt financing. However, management cannot provide any assurances that the Group will be successful in accomplishing any of its plans to raise the addition capital required for its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Group be unable to continue as a going concern.

NOTE 3 ‐ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results for the six months ended June 30, 2024 are not necessarily indicative of the results of operations for the full year. These consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Group's Annual Report on Form 10K for the period ended December 31, 2023 filed with the Securities and Exchange Commission.

The accompanying condensed consolidated financial statements have been prepared by the Group without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2024 and for the related periods presented.

Basis of Presentation

The consolidated financial statements of the Group have been prepared in accordance with generally accepted accounting principles in the United States of America. Group' functional and operational currency is US Dollar.

Principles of Consolidation And Equity Accounting

Subsidiaries

Subsidiaries are all entities (including structured entities) over which the Group has control. The Group controls an entity where the Group is exposed to, or has rights to, variable returns from its involvement with the entity and has the ability to affect those returns through its power to direct the activities of the entity. Subsidiaries are fully consolidated from the date on which control is transferred to the group. They are deconsolidated from the date that control ceases.

The acquisition method of accounting is used to account for business combinations by the group (see note Business Combinations).

Inter-company transactions, balances and unrealised gains on transactions between group companies are eliminated. Unrealised losses are also eliminated unless the transaction provides evidence of an impairment of the transferred asset. Accounting policies of subsidiaries have been changed where necessary to ensure consistency with the policies adopted by the Group.

7 | P a g e

Equity method

Under the equity method of accounting, the investments are initially recognised at cost and adjusted thereafter to recognise the Group's share of the post-acquisition profits or losses of the investee in profit or loss, and the Group's share of movements in other comprehensive income of the investee in other comprehensive income. Dividends received or receivable from associates and joint ventures are recognised as a reduction in the carrying amount of the investment.

Where the Group's share of losses in an equity-accounted investment equals or exceeds its interest in the entity, including any other unsecured long-term receivables, the Group does not recognise further losses, unless it has incurred obligations or made payments on behalf of the other entity.

Unrealised gains on transactions between the Group and its associates and joint ventures are eliminated to the extent of the Group's interest in these entities. Unrealised losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred. Accounting policies of equity-accounted investees have been changed where necessary to ensure consistency with the policies adopted by the Group.

Business Combinations

Goodwill is stated after separate recognition of identifiable intangible assets. It is calculated as the excess of the sum of: (a) fair value of consideration transferred, (b) the recognized amount of any non-controlling interest in the acquiree, and (c) acquisition-date fair value of any existing equity interest in the acquiree, over the acquisition-date fair values of identifiable net assets.

Any contingent consideration to be transferred by the acquirer is recognized at acquisition-date fair value. Subsequent adjustments to consideration are recognized against goodwill only to the extent that they arise from new information obtained within the measurement period (a maximum of 12 months from the acquisition date) about the fair value at the acquisition date. All other subsequent adjustments to contingent consideration classified as an asset or a liability are recognized in the consolidated statement of profit or loss.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Group considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Stock-Based Compensation

As of June 30, 2024, the Group has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Group has not adopted a stock option plan and has not granted any stock options.

Use of Estimates

Preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Income Taxes

The Group follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Group utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in consolidated financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the consolidated financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Group's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Group has no uncertain tax positions or related interest or penalties requiring accrual at June 30, 2024.

8 | P a g e

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Fair Value of Financial Instruments

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2024.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and related party loan payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Basic and Diluted Loss Per Share

The Group computes earnings (loss) per share in accordance with ASC 260-10-45 "Earnings per Share", which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Group has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

NOTE 4 ‐ CAPITAL STOCK

The Group has 1,000,000 shares of common stock authorized with a par value of $0.0001 per share.

As of June 30, 2024, the Group had 95,195 shares issued and outstanding.

NOTE 5 ‐ RELATED PARTY TRANSACTIONS

In support of the Group's efforts and cash requirements, it may rely on advances from related parties until such time that the Group can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

During the period ended June 30, 2024, the sole director of the Group subscribed for 50,000 shares in the Group for $10,000 and the Group received subscriptions of $70,390 for the issuance of 35,195 shares. From November 28,2023 (inception) through December 31, 2023 the sole director subscribed for a total of 10,000 shares in the Group for $2,000.

NOTE 6. SUBSEQUENT EVENTS

The Group has evaluated and determined that there are no subsequent events from June 30, 2024 to the date the consolidated financial statements were issued.

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

RESULTS OF OPERATION

As of June 30, 2024, we had deficit of $1,009. Our consolidated financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three-Month and Six-Month Period Ended June 30, 2024

Revenue

During the three-month and six-month period ended June 30, 2024, the Group recorded revenue of $13,500 and $27,000 respectively from the provision of bookkeeping services.

Operating Expenses

During the three-month and six-month period ended June 30, 2024, we incurred total expenses and professional fees of $14,808 and $7,859 respectively. We recorded a gain on acquisition of $22,713 for the three-month and six months ended June 30, 2024. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

Net profit

Our net profit for the three-month and six-month period ended June 30, 2024 was $17,805 and $11,941.

10 | P a g e

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2024 our total assets were $119,494 compared to $10,350 in total assets at December 31, 2023. As at June 30, 2024 our current liabilities were $38,113 compared to $21,300 in current liabilities as at December 31, 2023.

Stockholders' equity was $81,381 as of June 30, 2024 compared to stockholders' deficits of $10,950 as of December 31, 2023.

Cash Flows from Operating Activities

For the six-month period ended June 30, 2024, net cash flows used in operating activities was $80,390 mainly of net loss and increase in trade and other receivables.

Cash Flows from Investing Activities

Cash flows provided by investing activities during the six-month period ended June 30, 2024 was $67,484 consisting entirely of cash and cash equivalents obtained from the subsidiary.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six-month period ended June 30, 2024 was $80,390 consisting entirely of sale of shares.

11 | P a g e

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, sale of our shares, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a newly established business; and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our June 30, 2024 consolidated financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Group is not required to provide information required by this Item.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management concluded that as a result of material weaknesses related to lack of segregation of duties and multiple levels of review over the financial reporting process, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Group's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Group's internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities and use of proceeds during the six-month period ended June 30, 2024.

Item 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended June 30, 2024.

Item 4. MINE SAFETY DISCLOSURES

Not applicable to our Group.

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

KIONI HOLDINGS LIMITED

Dated: August 19, 2024	By:	/s/ Elvis Diao
Elvis Diao, President and Chief Executive Officer and Chief Financial Officer

15 | P a g e