Form 10-Q
period 2024-09-30
Kioni Holdings Ltd
filed 2024-11-05
CIK 2011134

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 30, 2024

Common Stock, $0.0001	1,000,000

2 | P a g e

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KIONI HOLDINGS LIMITED

Consolidated Statements of Financial Position

(in United States dollars)

	SEPTEMBER 30, 2024 (UNAUDITED)	DECEMBER 31, 2023 (AUDITED)
	US$	US$
ASSETS
Current assets
Cash and cash equivalents	9,856	1,250
Trade receivables	25,723	3,400
Other receivables	44,179	-
Deposit	1,000	-
Total current assets	80,758	4,650

NON-CURRENT ASSETS
Website development	5,700	5,700

Total assets	86,458	10,350

LIABILITIES AND STOCKHOLDERS’S EQUITY
Current liabilities
Accounts payables and accruals	70,673	11,300
Subscription deposit payable	-	10,000
Total current liabilities	70,673	21,300

STOCKHOLDER’S EQUITY
Common stock, authorised 1,000,000 shares at $0.0001 par value per share; issued 1,000,000 shares (December 31, 2023: 90,000* shares) at $0.0001 par value per share	12	1
Additional paid-in capital	113,988	1,999
Accumulated deficits	(98,215)	(12,950)
Total equity	15,785	(10,950)

Total Equity and Liabilities	86,458	10,350

* Retrospectively restated for share split by 9 times with effective date of September 3, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

3 | P a g e

KIONI HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF PROFIT OR LOSS (UNAUDITED)

(in United States dollars, except number of shares)

	THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2024	NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2024
	US$	US$

REVENUES	6,000	33,000
Cost of revenues	(3,600)	(10,800)
	2,400	22,200
OPERATING EXPENSES
General and administrative expenses	(99,606)	(107,465)
TOTAL OPERATING EXPENSES	(99,606)	(107,465)

NET LOSS FROM OPERATIONS	(97,206)	(85,265)

PROVISION FOR INCOME TAXES	-	-
NET LOSS	(97,206)	(85,265)
Net loss per share:
Basic and Diluted	(0.15)	(0.13)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	643,598	643,598

The accompanying notes are an integral part of these consolidated financial statements.

4 | P a g e

KIONI HOLDINGS LIMITED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(in United States dollars)

	Number of Common Shares*	Share Capital Amount	Additional Paid-In Capital	Accumulated Deficits	Total
		US$	US$	US$	US$

Balance as of December 31, 2023	90,000	1	1,999	(12,950)	(10,950)

Net loss for the period	-	-	-	(5,864)	(5,864)
Shares issued for cash	450,000	5	9,995	-	10,000
Balance as of March 31, 2024	540,000	6	11,994	(18,814)	(6,814)

Net profit for the period	-	-	-	17,805	17,805
Shares issued for cash	316,755	4	70,386	-	70,390
Balance as of June 30, 2024	856,755	10	82,380	(1,009)	81,381

Net loss for the period	-	-	-	(97,206)	(97,206)
Shares issued for cash	143,245	2	31,608	-	31,610
Balance as of September 30, 2024	1,000,000	12	113,988	(98,215)	15,785

* Retrospectively restated for share split by 9 times with effective date of September 3, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

5 | P a g e

KIONI HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in United States dollars)

	THREE MONTHS ENDED SEPTEMBER 30, 2024	NINE MONTHS ENDED SEPTEMBER 30, 2024
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(97,206)	(85,265)
Gain on acquisition	-	(23,590)
Changes in working capital:
Decrease /(increase) in trade receivables	19,337	(20,400)
Increase in other receivables	(44,179)	(44,179)
Increase in deposit	(1,000)	(1,000)
Increase in accounts payables and accruals	32,560	13,556
Decrease in subscription deposits payables	-	(10,000)
Net cash flows used in operating activities	(90,488)	(170,878)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired on acquisition of subsidiaries	-	67,484
Net cash provided by financing activities	-	67,484

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	31,610	112,000
Net cash provided by financing activities	31,610	112,000

Net (decrease)/increase in cash and equivalents	(58,878)	8,606
Cash and equivalents at beginning of the period	68,734	1,250
Cash and equivalents at end of the period	9,856	9,856

Supplemental cash flow information:
Cash paid for:
Interest	-	-
Taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

6 | P a g e

KIONI HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

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

The Company and its wholly owned subsidiary-Gold Times Holdings Limited, which was acquired on June 19, 2024, are referred to as the “Group”.

NOTE 2 – GOING CONCERN

The Group’s consolidated financial statements as of September 30, 2024 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Group has not yet established a consistent ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Group had accumulated loss of $98,215 for the period ended September 30, 2024. These factors among others raise substantial doubt about the ability of the Group to continue as a going concern.

In order to continue as a going concern, the Group will need, among other things, additional capital resources. The Company has raised $100,000 by selling its shares through a registration statement, which became effective on April 23 2024. Management’s plan is to seek additional debt financing. However, management cannot provide any assurances that the Group will be successful in accomplishing any of its plans to raise the addition debt financing required for its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Group be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results for the nine months ended September 30, 2024 are not necessarily indicative of the results of operations for the full year. These consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Group’s Annual Report on Form 10K for the period ended December 31, 2023 filed with the Securities and Exchange Commission.

The accompanying condensed consolidated financial statements have been prepared by the Group without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2024 and for the related periods presented.

Basis of Presentation

The consolidated financial statements of the Group have been prepared in accordance with generally accepted accounting principles in the United States of America. Group’ functional and operational currency is US Dollar.

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

7 | P a g e

Equity method

Under the equity method of accounting, the investments are initially recognised at cost and adjusted thereafter to recognise the Group’s share of the post-acquisition profits or losses of the investee in profit or loss, and the Group’s share of movements in other comprehensive income of the investee in other comprehensive income. Dividends received or receivable from associates and joint ventures are recognised as a reduction in the carrying amount of the investment.

Where the Group’s share of losses in an equity-accounted investment equals or exceeds its interest in the entity, including any other unsecured long-term receivables, the Group does not recognise further losses, unless it has incurred obligations or made payments on behalf of the other entity.

Unrealised gains on transactions between the Group and its associates and joint ventures are eliminated to the extent of the Group’s interest in these entities. Unrealised losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred. Accounting policies of equity-accounted investees have been changed where necessary to ensure consistency with the policies adopted by the Group.

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

Stock-Based Compensation

As of September 30, 2024, the Group has not issued any stock-based payments to its employees.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2024.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and related party loan payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Basic and Diluted Loss Per Share

The Group computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Group has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

NOTE 4 – CAPITAL STOCK

The Group has 1,000,000 shares of common stock authorized with a par value of $0.0001 per share.

As of September 30, 2024, the Group had 1,000,000 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Group’s efforts and cash requirements, it may rely on advances from related parties until such time that the Group can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

During the period ended September 30, 2024, the sole director of the Group subscribed for 50,000 shares in the Group for $10,000 in January 2024. From November 28,2023 (inception) through December 31, 2023 the sole director subscribed for a total of 10,000 shares in the Group for $2,000.

NOTE 6. SUBSEQUENT EVENTS

The Group has evaluated and determined that there are no subsequent events from September 30, 2024 to the date the consolidated financial statements were issued.

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

RESULTS OF OPERATION

As of September 30, 2024, we had deficit of $98,215. Our consolidated financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three-Month and Nine-Month Period Ended September 30, 2024

Revenue

During the three-month and nine-month period ended September 30, 2024, the Group recorded revenue of $6,000 and $33,000 respectively from the provision of bookkeeping services.

Operating Expenses

During the three-month and nine-month period ended September 30, 2024, we incurred total expenses and professional fees of $99,606 and $107,465 respectively. We recorded a gain on acquisition of $22,713 for the nine months ended June 30, 2024. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

Net loss

Our net loss for the three-month and nine-month period ended September 30, 2024 was $97,206 and $85,265.

10 | P a g e

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2024 our total assets were $86,458 compared to $10,350 in total assets at December 31, 2023. As at September 30, 2024 our current liabilities were $70,673 compared to $21,300 in current liabilities as at December 31, 2023.

Stockholders’ equity was $15,785 as of September 30, 2024 compared to stockholders’ deficits of $10,950 as of December 31, 2023.

Cash Flows from Operating Activities

For the nine-month period ended September 30, 2024, net cash flows used in operating activities was $170,878 mainly of net loss and increase in trade and other receivables.

Cash Flows from Investing Activities

Cash flows provided by investing activities during the nine-month period ended September 30, 2024 was $67,484 consisting entirely of cash and cash equivalents obtained from the subsidiary.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine-month period ended September 30, 2024 was $112,000 consisting entirely of sale of shares.

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

GOING CONCERN

The independent auditors' report accompanying our September 30, 2024 consolidated financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities and use of proceeds during the nine-month period ended September 30, 2024.

Item 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended September 30, 2024.

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

KIONI HOLDINGS LIMITED

Dated: November 5, 2024	By:	/s/ Elvis Diao
Elvis Diao, President and Chief Executive Officer and Chief Financial Officer

15 | P a g e