Form 10-K
period 2024-12-31
Kioni Holdings Ltd
filed 2025-03-19
CIK 2011134

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-277004

Kioni Holdings Limited
(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation)

8741

(Primary Standard Industrial Classification Code Number)

(IRS Employer Identification No.)

114 Lavender Street, #08-72 CT Hub 2

Singapore 338729

Tel: (617) 313-3243

(Address and telephone number of registrant's principal executive offices)

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	NONE

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of Class)

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 10, 2025

Common Stock, $0.0001	1,000,000

i | P a g e

 PART I

ITEM 1. Business

Kioni Holdings Limited was formed on November 28, 2023. Kioni is engaged in the business of providing back-office support to companies. Kioni offers progressive and complete solutions for our customer's back office and administration needs. These services include accounting and bookkeeping, human resources, digital marketing and sales, IT support and general business consulting.

As of December 31, 2024, the Company and its subsidiary employ a total of 12 employees Our business office is located at 114 Lavender, Street, #08-72 CT Hub 2, Singapore 338729, and our telephone number is +(617) 313-3243.

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

Item 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

None

ITEM 2. PROPERTIES

We do not own any real estate or other properties.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2024, no shares of our common stock are traded.

Number of Holders

As of December 31, 2024, the 1,000,000 issued and outstanding shares of common stock were held by a total of 54 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2024 and 2023.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

1| P a g e

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the Company’s financial condition and results of operations for the year ended December 31, 2024, and comparison to the year ended December 31, 2023 should be read in conjunction with the consolidated financial statements and notes of this Annual Report on Form 10-K.

During the year ended December 31, 2024 the Company was establishing its business in its markets in Singapore and Hong Kong. The Company focused on marketing its back office service offerings and setting up additional corporate services to assist SMEs to outsource their external functions to reduce costs and be more cost competitive.

In 2025, we will broaden our service offerings to take on more corporate advisory and consultancy services (such services will not involve or be related to fundraising activities). We are in discussion with a few sizeable companies to streamline their corporate activities to expand their operations in Asia and North America. We anticipate closing one such corporate consulting contract in the first half of 2025.

CONSOLIDATED RESULTS OF OPERATIONS

	Year ended December 31, 2024	Period from November 28, 2023 to December 31, 2023	Increase
	US$	US$	US$

REVENUES	62,769	9,600	53,169
Cost of revenues	(10,800)	(6,000)	4,800
	51,969	3,600	48,369
OPERATING EXPENSES
General and administrative expenses	148,010	16,550	131,460
TOTAL OPERATING EXPENSES	(148,010)	(16,550)	131,460

NET LOSS FROM OPERATIONS	(96,041)	(12,950)	83,091

PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	(96,041)	(12,950)	83,091

Revenues

Revenues increased by $53,169 from $9,600 to $62,769 primarily since the revenues in 2024 were for a full year while the fiscal year 2023 was only about one month from the incorporation date of November 28 2023 to December 31, 2023. Revenue was mainly derived from to the provision of bookkeeping and corporate services.

Net loss for the year ended December 31, 2024 was $96,041 compared to the net loss of $12,950 in 2023, an increase in loss of $83,091. As explained below, a significant portion of the losses for 2024 is attributable to an increase in professional and administrative expenses of the Company.

In 2024, the total expenses were $148,010 as compared to $16,550 in the 2023 fiscal year. This increase in total expense was generally due to the expenses in 2024 was for a full year while the fiscal year 2023 was only about one month from the incorporation date of November 28 2023 to December 31, 2023. The main expenses in 2024 were professional fees of $44,857, general administrative overhead of $125,866 and a gain on the acquisition of a subsidiary of $22,713. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

The Company recorded a net loss of $96,041 and $12,950 for the years ended December 31, 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2024, our total assets were $93,005. Total assets were comprised of $ 87,305 in current assets and $5,700 in intangible assets.

As of December 31, 2024, our current liabilities were $87,996 and Stockholders’ equity was $5,009.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash used in operating activities for the years ended December 31, 2024, and 2023 was $179,113 and $5,050, respectively, which was primarily attributable to our net loss for such years.

CASH FLOWS FROM INVESTING ACTIVITIES

Cash provided in investing activities for the years ended December 31, 2024 was $67,484 which cash acquired on acquisition of subsidiary. Cash used in investing for the period 2023 was $5,700 which website development.

CASH FLOWS FROM FINANCING ACTIVITIES

For the year ended December 31, 2024, net cash flows provided by financing activities was $112,000.

Net Cash Provided by Financing Activities for the years ended December 31, 2024, and 2023 was $112,000 and $12,000, respectively, which was from proceeds for sold the common stock.

Commitments of Capital Expenditures

At December 31, 2024, the Company had no commitments for capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8. F INANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements as of December 31, 2024, and 2023 were audited by Olayinka Oyebola & Co, the Company’s independent auditors, as indicated in their report included appearing at page 7.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

2 | P a g e

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024.

Our management, with the participation of our president (our principal executive officer, principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer, principal accounting officer and principal financial officer) has concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer and our principal accounting officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president (our principal executive officer and our principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only the management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2024, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors were elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present executive officers and directors:

Name	Age	Position(s)	Date First Elected or Appointed
Fuli, Diao	34	President, Director,	November 28, 2023
		Treasurer, Secretary

Cao Xiaping	48	Director	August 21, 2024

Hu Yao Jerry	66	Director	August 21, 2024

3 | P a g e

BACKGROUND INFORMATION ABOUT OUR OFFICERS AND DIRECTORS

Mr. Fuli Diao (“Mr. Diao”), age 34, for the past 2 years Mr Diao is the Managing Director of Gold Times Holdings Limited (“GTHL”), an investors relations and business consulting services firm for the Greater China and Southeast Asia region. Mr. Diao is the non-executive director of Oakridge International Limited, a medical technology devices company listed on the Australia Securities Exchange since 2020. Prior to joining GTHL, Mr. Diao worked in Aisa Times (Hong Kong) Limited focused on business development in the media and consultancy for Greater China area. Mr Diao has broad experience in marketing and consulting services. Mr. Diao is currently a guest professor for the Business School at the Guizhou Education University in China.

Mr. Diao holds a Master’s Degree in Social Policy from the Chinese University of Hong Kong and also holds dual degrees in Bachelor of Business Administration and English Literature from Shanghai International Studies University.

Dr. Cao Xiaping ("Dr. Cao"), age 48, currently holds a faculty position at Hang Seng Business School and research fellow of ESG center. Dr Cao has taught at Sun Yat-sen University and Singapore Management University. Dr. Cao is an expert in finance, innovation and entrepreneurship with great experience in building innovation driven ecosystem and technology transfer infrastructures. His main achievement includes the leading role in the cofounding of Asia Private Equity Institute (APEI) at Singapore Management University. In Singapore, he was a regular guest lecturer at Nanyang Entrepreneurship Center teaching the master entrepreneurship programs. Dr Cao has over 10 years' experience in teaching executive courses about Corporate Finance, IPO, M&As, VC and PE. Dr Cao currently serves as associate editor for Economic Modelling and editorial board for Frontier in Artificial Intelligence and several special issue for Pacific Basin Finance Journal. His publication records include over 20 papers including ones in JFE, MS, JFQA, JIE and JBF. Dr Cao has received many awards including best paper in FMA and academic conferences. Dr is also recipient of Lee Foundation Fellow in Singapore and MAS appreciation award for being a regular speaker at Finance Literacy Education for the Singapore government. Dr. Cao graduated from Boston College with PhD degree in finance in 2008.

Mr. Hu Yao Jerry ("Mr. Hu"),age 66, as chairman of Hong Kong Federation Economic and Commerce, has been active in the local Hong Kong business community over 20 years, actively participating in economic and trade exchanges between Hong Kong and Singapore. He has worked to promote and make good use of building a platform to promote enterprise development and social welfare affairs. Mr. Hu has been participating in organizing and hosting large-scale events including: Selection of the most popular securities firms in Hong Kong; Annual Professional Financial Institution Service Award; Annual Forum on New Opportunities for Economic Development and Investment. Mr. Hu has also hosted and edited the "Stories of Hong Kong Famous Brands" book series, which is popular in Hong Kong. Mr. Hu holds a bachelor's degree in engineering from Donghua University. And now he is the guest professor to Ningbo University of Technology.

Our directors, officers or affiliates have not, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

Audit Committee, Compensation Committee and Nominations Committee

Our Audit Committee, Compensation Committee, Nominating and Corporate Governance committee did not have any members and did not meet during the fiscal year ended December 31, 2024. The Company did not have an annual meeting of Stockholders during the prior year.

Board Committees

On December 20, 2024, our Board designated the following three committees of the Board: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. The Company’s designated committees currently do not have any members and the Board acts in place of such committees.

Audit Committee. The Audit Committee is responsible for, among other things, overseeing the financial reporting and audit process and evaluating our internal controls over financial reporting. The Audit Committee currently does not have any members nor does it have an audit committee financial expert and the Board acts in place of such committee. Our Board has determined that given its relatively small size, the function of the Audit Committee could be performed by our Board as a whole without unduly burdening the duties and responsibilities of our Board member.

Compensation Committee. The Compensation Committee is responsible for, among other things, establishing and overseeing the Company’s executive and equity compensation programs, establishing performance goals and objectives, and evaluating performance against such goals and objectives. The Compensation Committee currently does not have any members and the Board acts in place of such committee. Our Board has determined that given its relatively small size, the function of the Compensation Committee could be performed by our Board as a whole without unduly burdening the duties and responsibilities of our Board member.

When active, the Compensation Committee may form and delegate a subcommittee consisting of one or more members to perform the functions of the Compensation Committee. The Compensation Committee may engage outside advisers, including outside auditors, attorneys and consultants, as it deems necessary to discharge its responsibilities. The Compensation Committee has sole authority to retain and terminate any compensation expert or consultant to be used to provide advice on compensation levels or assist in the evaluation of director, president/Chief Executive Officer or senior executive compensation, including sole authority to approve the fees of any expert or consultant and other retention terms. In addition, the Compensation Committee considers, but is not bound by, the recommendations of our Chief Executive Officer with respect to the compensation packages of our other executive officers.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for, among other things, identifying and recommending candidates to fill vacancies occurring between annual Stockholder meetings and reviewing the Company’s policies and programs relating to matters of corporate citizenship, including public issues of significance to the Company and its Stockholders. The Nominating and Corporate Governance Committee currently does not have any members and the sole member of the Board acts in place of such committee. Our Board has determined that given its relatively small size, the function of the Nominating and Corporate Governance Committee could be performed by our Board as a whole without unduly burdening the duties and responsibilities of our Board member.

4 | P a g e

Risk Oversight

The Board is primarily responsible for overseeing our risk management processes. The Board receives and reviews periodic reports from management, auditors, legal counsel and others, as appropriate, regarding the Company’s assessment of risks. The Board focuses on the most significant risks facing the Company and our general risk management strategy, and also ensures that the risks we undertake are consistent with the Board’s risk parameters. While the Board oversees the risk management process, our management is responsible for day-to-day risk management and, if management identifies new or additional significant risks, it brings such risks to the attention of the Board.

Board Leadership Structure

Fuli Diao is the President, Chief Executive Officer and Chairman of the Board. The Chairman of the Board presides at all meetings of the Board, unless such position is vacant, in which case, the Chief Executive Officer of the Company would preside.

The Company has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer. Given the Company’s small size and management team, the Company believes that it is appropriate to not separate the offices of the Chairman of the Board and Chief Executive Officer. The Board will review this determination from time to time.

Policy on Hedging the Economic Risks of Equity Ownership.

The Company has no policy regarding hedging the economic risks of equity ownership for the executive team or directors of the Company and the Company does not engage in this practice.

Changes to security holder director nomination procedures

The Company has not adopted procedures for considering director candidates submitted by stockholders under Item 407(c)(2)(iv), Regulation S-K.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive officers; however, the Company plans to implement such a code in the near future.

Potential Conflicts of Interest

Since we do not have a compensation committee comprised of independent Directors, the functions that would have been performed by such committee are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our directors have the authority to determine issues concerning management compensation, in essence their own. There is also a potential conflict in that Mr. Fuli, Diao is officer and director of Kioni Holdings Limited, who owns approximately 52% of outstanding shares of the Company.

We are not aware of any other conflicts of interest with any of our Executives or Directors.

Board’s Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. The Board’s Audit Committee is responsible for the assessment and oversight of the Company’s financial risk exposures.

Involvement in Certain Legal Proceedings

We are not aware of any material legal proceedings that have occurred within the past ten years concerning any Director or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our Company’s officers, directors and persons who beneficially own more than 10% of a registered class of our Company’s equity securities to file reports of ownership and changes in ownership with the SEC, and to furnish to our Company copies of such reports.

Based solely on the review of Forms 3 and 4 received by our Company during the December 31, 2024 fiscal year, as required under Section 16(a)(2) of the Exchange Act, we noted there were no delinquent Form 3 or 4 filings in respect of the major shareholder disclosure.

5 | P a g e

ITEM 11. EXECUTIVE COMPENSATION

The following table shows for the fiscal years ending December 31, 2024 and 2023, the compensation awarded or paid by the Company to its executive officers. No executive officers of the Company had total salary and bonus exceeding $100,000 during such year/period.

SUMMARY COMPENSATION TABLE

Name and principal position	Fiscal year	Salary ($)	Stock awards ($)(1)(2)	Option awards ($)	All other compensation ($)	Total ($)
Mr. Fuli Diao (1)	2024	-	-	-	-	-
President, Director, Treasurer, Secretary	2023	-	-	-	-	-

Dr. Cao Xiaping (2)	2024	1,679	-	-	-	1,679
Director	2023	-	-	-	-	-

Mr. Hu Yao Jerry (3)	2024	1,679	-	-	-	1,679
Director	2023	-	-	-	-	-

(1)	Mr. Fuli Diao was appointed President, Director, Treasurer, Secretary on November 28, 2023.
(2)	Dr. Cao Xiaping was appointed Director of the Company on August 21, 2024.
(3)	Dr Mr. Hu Yao Jerry was appointed Director of the Company on August 21, 2024.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from our company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with our company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of our company.

Options Grants During the Last Fiscal Year / Stock Option Plans

We do not currently have a stock option plan in favor of any director, officer, consultant or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or director during the last fiscal year; accordingly, no stock options have been granted or exercised by any of the officers or directors during our last fiscal year.

Aggregated Options Exercises in Last Fiscal Year

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director during our last fiscal year; accordingly, no stock options have been granted or exercised by any of the officers or directors since during our last fiscal year.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2024.

Compensation of Directors

The members of our board of directors are not compensated by our Company for acting as such. Directors are reimbursed for reasonable out-of-pocket expenses incurred. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

6 | P a g e

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as an incentive for performance.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2024, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Fuli, Diao	524,700	52.47%
Cao Xiaping	-	-
Hu Yao Jerry	-	-
Directors and Executive Officers as a Group	524,700	52.47%

Notes:

(1) As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

(2) The percentages are based on 1,000,000 shares of common stock issued and outstanding as of December 31, 2024.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the period ended March 31, 2024, the sole director of the Group subscribed for 50,000 shares pre share split in the Group for $10,000 in January 2024.

From November 28,2023 (inception) through December 31, 2023 the sole director subscribed for a total of 10,000 shares pre share split in the Group for $2,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our independent auditors (Olayinka Oyebola & Co) for professional services rendered related to the fiscal years ended July 31, 2024 and 2023:

	2024	2023
	US$	US$
Audit Fees (1)	$15,638	$4,000
Audit Related Fees (2)	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$15,638	$4,000

1.	Includes audit of annual financial statements and review of unaudited quarterly financial statements.

2.	Includes review of our registration statement.

7 | P a g e

Report of Independent Registered Public Accounting Firm

 The Board of Directors and Stockholders of

KIONI HOLDINGS, LIMITED.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Standard Kioni Holdings Limited. (the ‘Company’) as of December 31, 2024, and 2023, and the related statements of operations and changes in stockholders’ equity and cash flows for each of the two years ended December 31, 2024, and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the two years ended December 31, 2024, and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $(108,991), net loss of $(96,041). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

/S/ Olayinka Oyebola

OLAYINKA OYEBOLA & CO.

(Chartered Accountants) (PCAOB ID: 5968))

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

March 14, 2024

8 | P a g e

KIONI HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in United States dollars)

	December 31, 2024	December 31, 2023
	US$	US$
ASSETS
Current assets
Cash and cash equivalents	1,621	1,250
Trade receivables	29,800	3,400
Other receivables	54,884	-
Deposit	1,000	-

Total current assets	87,305	4,650

NON-CURRENT ASSETS
Website development	5,700	5,700

Total assets	93,005	10,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payables and accruals	71,626	11,300
Receipt in advance	16,370	-
Subscription deposit payable	-	10,000

Total current liabilities	87,996	21,300

STOCKHOLDER’S EQUITY
Common stock, authorised 1,000,000 shares at $0.0001 par value per share; issued 1,000,000 shares (December 31, 2023: 90,000* shares) at $0.0001 par value per share	12	1
Additional paid-in capital	113,988	1,999
Accumulated deficits	(108,991)	(12,950)

Total Equity	5,009	(10,950)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	93,005	10,350

* Retrospectively restated for share split by 9 times with effective date of September 3, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

9 | P a g e

KIONI HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF PROFIT OR LOSS

(in United States dollars, except number of shares)

	Years ended December 31, 2024	Period from November 28, 2023 to December 31, 2023
	US$	US$

REVENUES	62,769	9,600
Cost of revenues	(10,800)	(6,000)
	51,969	3,600
OPERATING EXPENSES
General and administrative expenses	148,010	16,550
TOTAL OPERATING EXPENSES	(148,010)	(16,550)

NET LOSS FROM OPERATIONS	(96,041)	(12,950)

PROVISION FOR INCOME TAXES	-	-
NET LOSS	(96,041)	(12,950)
Net loss per share:
Basic and Diluted	(0.096)	(1.295)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	1,000,000	10,000

The accompanying notes are an integral part of these consolidated financial statements.

10 | P a g e

KIONI HOLDINGS LIMITED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

(in United States dollars)

	Number of Common Shares*	Share Capital Amount	Additional Paid-In Capital	Accumulated Deficits	Total
		US$	US$	US$	US$

Balance as of December 31, 2023	900,000	1	1,999	(12,950)	(10,950)

Net loss for the period	-	-	-	(96,041)	(96,041)
Shares issued for cash	100,000	11	111,989	-	112,000
Balance as of December 31, 2024	1,000,000	12	113,988	(108,991)	5,009

* Retrospectively restated for share split by 9 times with effective date of September 3, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

11 | P a g e

KIONI HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in United States dollars)

	Year ended	Period ended
	December 31, 2024	December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(96,041)	(12,950)
Gain on acquisition	(23,590)	-
Changes in working capital:
Increase in trade receivables	(24,477)	(3,400)
Increase in other receivables	(54,884)	-
Increase in deposit	(1,000)	-
Increase in accounts payables and accruals	14,509	11,300
Increase in receipt in advance	16,370	-
Decrease in subscription deposits payables	(10,000)	-
Net cash flows used in operating activities	(179,113)	(5,050)

CASH FLOWS FROM INVESTING ACTIVITIES
Website development	-	(5,700)
Cash acquired on acquisition of subsidiaries	67,484	-
Net cash provided by financing activities	67,484	(5,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in subscription deposits payable	-	10,000
Proceeds from sale of common stock	112,000	2,000
Net cash provided by financing activities	112,000	12,000

Net increase in cash and equivalents	371	1,250
Cash and equivalents at beginning of the year/ period	1,250	-
Cash and equivalents at end of the year/ period	1,621	1,250

Supplemental cash flow information:
Cash paid for:
Interest	-	-
Taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

12 | P a g e

KIONI HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – GOING CONCERN

The Group’s consolidated financial statements as of December 31, 2024 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Group has not yet established a consistent ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Group had accumulated loss of $108,991 for the year ended December 31, 2024. These factors among others raise substantial doubt about the ability of the Group to continue as a going concern.

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

13 | P a g e

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Group considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Stock-Based Compensation

As of December 31, 2024, the Group has not issued any stock-based payments to its employees.

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

The Group utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in consolidated financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the consolidated financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Group's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Group has no uncertain tax positions or related interest or penalties requiring accrual at December 31, 2024.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2024.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and related party loan payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

14 | P a g e

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

As of December 31, 2024, the Group had 1,000,000 shares issued and outstanding.

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

During the year ended December 31, 2024, the director of the Group subscribed for 50,000 shares in the Group for $10,000 in January 2024. From November 28,2023 (inception) through December 31, 2023 the director subscribed for a total of 10,000 shares in the Group for $2,000.

NOTE 6. SUBSEQUENT EVENTS

The Group has evaluated and determined that there are no subsequent events from December 31, 2024 to the date the consolidated financial statements were issued.

15 | P a g e

ITEM 15. EXHIBITS

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

ITEM 16. FORM 10-K SUMMARY.

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

16 | P a g e

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

KIONI HOLDINGS LIMITED

Dated: 15 March, 2025	By:	/s/ Elvis Diao
Elvis Diao, President and Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fuli, Diao	President, Director, Treasurer and Secretary	15 March, 2025
Fuli, Diao

/s/ Cao Xiaping	Director	15 March, 2025
Cao Xiaping

/s/ Hu Yao Jerry	Director	15 March, 2025
Hu Yao Jerry

17 | P a g e