Form 10-Q
period 2025-03-31
Kioni Holdings Ltd
filed 2025-05-13
CIK 2011134

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-277004

Kioni Holdings Limited
(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation)

8741

(Primary Standard Industrial Classification Code Number)

30-1441048

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 30, 2025

Common Stock, $0.0001	1,000,000

2 | P a g e

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KIONI HOLDINGS LIMITED

Consolidated Statements of Financial Position

(in United States dollars)

	MARCH 31, 2025 (UNAUDITED)	DECEMBER 31, 2024 (AUDITED)
	US$	US$
ASSETS
Current assets
Cash and cash equivalents	1,493	1,621
Trade receivables	71,743	29,800
Other receivables	-	54,884
Deposit	1,000	1,000
Total current assets	74,236	87,305

NON-CURRENT ASSETS
Website development	5,700	5,700

Total assets	79,936	93,005

LIABILITIES AND STOCKHOLDERS’S EQUITY
Current liabilities
Accounts payables and accruals	44,640	71,626
Receipt in advance	16,370	16,370
Total current liabilities	61,010	87,996

STOCKHOLDER’S EQUITY
Common stock, authorised 1,000,000 shares at $0.0001 par value per share; issued 1,000,000 shares (December 31, 2024: 1,000,000 shares) at $0.0001 par value per share	12	12
Additional paid-in capital	113,988	113,988
Accumulated deficits	(95,074)	(108,991)

Total equity	18,926	5,009

Total Equity and Liabilities	79,936	93,005

The accompanying notes are an integral part of these financial statements.

3 | P a g e

KIONI HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in United States dollars, except number of shares)

	THREE MONTHS ENDED MARCH 31, 2025	THREE MONTHS ENDED MARCH 31, 2024
	US$	US$

REVENUES	37,633	13,500
Cost of revenues	-	3,600
	37,633	9,900
OPERATING EXPENSES
General and administrative expenses	23,716	15,764
TOTAL OPERATING EXPENSES	23,716	15,764

NET PROFIT/ (LOSS) FROM OPERATIONS	13,917	(5,864)

PROVISION FOR INCOME TAXES	-	-
NET PROFIT/ (LOSS)	13,917	(5,864)
Net profit/ (loss) per share:
Basic and Diluted	0.01	(0.14)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	1,000,000	42,967

The accompanying notes are an integral part of these financial statements.

4 | P a g e

KIONI HOLDINGS LIMITED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(in United States dollars)

	Number of Common Shares*	Share Capital Amount	Additional Paid-In Capital	Accumulated Deficits	Total
	US$	US$	US$	US$	US$

Balance, December 31, 2023	10,000	1	1,999	(12,950)	(10,950)
Net loss for the period	-	-	-	(5,864)	(5,864)
Shares issued for cash	50,000	5	9,995	-	10,000
Balance as of March 31, 2024	60,000	6	11,994	(18,814)	(6,814)

Balance, December 31, 2024	1,000,000	12	113,988	(108,991)	5,009
Net profit for the period	-	-	-	13,917	13,917
Balance as of March 31, 2025	1,000,000	12	113,988	(95,074)	18,926

* Retrospectively restated for share split by 9 times with effective date of September 3, 2024.

The accompanying notes are an integral part of these financial statements.

5 | P a g e

KIONI HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in United States dollars)

	THREE MONTHS ENDED MARCH 31, 2025	THREE MONTHS ENDED MARCH 31, 2024
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit/ (loss)	13,917	(5,864)
Changes in working capital:
Increase in accounts trade receivables	(41,943)	(900)
Decrease in other receivables	54,884	-
Increase in accounts payables and accruals	(26,986)	6,764
Decrease in subscription deposits payables	-	(10,000)
Net cash flows used in operating activities	(128)	(10,000)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	10,000
Net cash provided by in financing activities	-	10,000

Net increase in cash and equivalents	(128)	-
Cash and equivalents at beginning of the period	1,621	1,250
Cash and equivalents at end of the period	1,493	-

Supplemental cash flow information:
Cash paid for:
Interest	-	-
Taxes	-	-

The accompanying notes are an integral part of these financial statements.

6 | P a g e

KIONI HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE 3 MONTHS ENDED MARCH 31, 2025

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

The Company and its wholly owned subsidiary- Gold Times Holdings Limited, which was acquired on June 19, 2024, are referred to as the “Group”.

NOTE 2 – GOING CONCERN

The Group’s consolidated financial statements as of March 31, 2025 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Group has not yet established a consistent ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Group had accumulated loss of $95,074 for the period ended March 31, 2025. These factors among others raise substantial doubt about the ability of the Group to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results for the three months ended March 31, 2025 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the period ended December 31, 2024 filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2025 and for the related periods presented.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Company’ functional and operational currency is US Dollar.

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

Stock-Based Compensation

As of March 31, 2025, the Company has not issued any stock-based payments to its employees.

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at March 31, 2025.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2025.

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

As of March 31, 2025, the Company had 1,000,000 shares issued and outstanding.

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

NOTE 6. SUBSEQUENT EVENTS

The Group has evaluated and determined that there are no subsequent events from March 31, 2025 to the date the consolidated financial statements were issued.

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

RESULTS OF OPERATION

As of March 31, 2025, we had deficit of $95,074. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three-Month Period Ended March 31, 2025

Revenue

	THREE MONTHS ENDED MARCH 31, 2025	THREE MONTHS ENDED MARCH 31, 2024
	US$	US$
Business advisory services	17,594	13,500
Bookkeeping and IT services	19,276	-
Sundry income	763	-
	37,633	13,500

 Cost of Revenue

During the three-month period ended March 31, 2025, the Company recorded cost of revenue of $nil (2024: $3,600) for the provision of bookkeeping and IT services.

Operating Expenses

During the three-month period ended March 31, 2025, we incurred total expenses and professional fees of $23,716 (2024: $15,764). General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

Net profit

Our net profit for the three-month period ended March 31, 2025 was 13,917 (2024: loss $5,864).

10 | P a g e

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2025 our total assets were $79,936 compared to $93,005 at December 31, 2024. As at March 31, 2025 our current liabilities were $61,010 compared to $87,996 in current liabilities as at December 31, 2024.

Stockholders’ deficits was $18,926 as of March 31, 2025 compared to stockholders’ deficits of $5,009 as of December 31, 2024.

Cash Flows from Operating Activities

For the three-month period ended March 31, 2025, net cash flows used in operating activities was $128 mainly of net profit and the decrease in current assets.

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

GOING CONCERN

The independent auditors' report accompanying our March 31, 2025 consolidated financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities and use of proceeds during the three-month period ended March 31, 2025.

Item 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended March 31, 2025.

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

KIONI HOLDINGS LIMITED

Dated: May 13, 2025	By:	/s/ Elvis Diao
Elvis Diao, President and Chief Executive Officer and Chief Financial Officer

15 | P a g e