Form 10-Q
period 2026-03-31
Kioni Holdings Ltd
filed 2026-05-14
CIK 2011134

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Tel: +1 857 299 0124

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 30, 2026
Common Stock, $0.0001	1,000,000

2 | P a g e

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KIONI HOLDINGS LIMITED

Consolidated Statements of Financial Position

(in United States dollars)

	MARCH 31, 2026 (UNAUDITED)	DECEMBER 31, 2025 (AUDITED)
	US$	US$
ASSETS
Current assets
Cash and cash equivalents	161,317	250,581
Trade receivables	191,285	119,654
Other receivables	40,142	33,163
Deposit	1,000	1,000
Total current assets	393,744	404,398

NON-CURRENT ASSETS
Plant and equipment, net	602	661
Website development	5,700	5,700
Total non-current assets	6,302	6,361

Total assets	400,046	410,759

LIABILITIES AND STOCKHOLDERS'S EQUITY
Current liabilities
Accounts payables and accruals	93,190	61,355
Receipt in advance	16,370	16,370
Total current liabilities	109,560	77,725

STOCKHOLDER'S EQUITY
Common stock, authorised 1,000,000 shares at $0.0001 par value per share; issued 1,000,000 shares (December 31, 2025: 1,000,000 shares) at $0.0001 par value per share	12	12
Additional paid-in capital	113,988	113,988
Retained earnings	176,486	219,034

Total equity	290,486	333,034

Total Equity and Liabilities	400,046	410,759

The accompanying notes are an integral part of these financial statements.

3 | P a g e

KIONI HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in United States dollars, except number of shares)

	THREE MONTHS ENDED MARCH 31, 2026	THREE MONTHS ENDED MARCH 31, 2025
	US$	US$
REVENUES	26,744	37,633
Cost of revenues	7,706	-
	19,038	37,633
OPERATING EXPENSES
General and administrative expenses	61,586	23,716
TOTAL OPERATING EXPENSES	(61,586)	(23,716)

NET (LOSS)/ PROFIT FROM OPERATIONS	(42,548)	13,917

PROVISION FOR INCOME TAXES	-	-
NET (LOSS)/ PROFIT	(42,548)	13,917
Net (loss)/ profit per share:
Basic and Diluted	(0.04)	0.01

Weighted Average Number of Shares Outstanding:
Basic and Diluted	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

4 | P a g e

KIONI HOLDINGS LIMITED

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(in United States dollars)

	Number of Common Shares	Share Capital Amount	Additional Paid-In Capital	Accumulated Deficits	Total
	US$	US$	US$	US$	US$

Balance, December 31, 2024	1,000,000	12	113,988	(108,991)	5,009
Net profit for the period	-	-	-	13,917	13,917
Balance as of March 31, 2025	1,000,000	12	113,988	(95,074)	18,926

Balance, December 31, 2025	1,000,000	12	113,988	219,034	333,034
Net loss for the period	-	-	-	(42,548)	(42,548)
Balance as of March 31, 2026	1,000,000	12	113,988	176,486	290,486

The accompanying notes are an integral part of these financial statements.

5 | P a g e

KIONI HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in United States dollars)

	THREE MONTHS ENDED MARCH 31, 2026	THREE MONTHS ENDED MARCH 31, 2025
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/ profit	(42,548)	13,917
Changes in working capital:
Depreciation	59	-
Increase in trade receivables	(71,631)	(41,943)
Decrease in other receivables	(6,979)	54,884
Increase in accounts payables and accruals	31,835	(26,986)
Net cash flows used in operating activities	(89,264)	(128)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net increase in cash and equivalents	(89,264)	(128)
Cash and equivalents at beginning of the period	250,581	1,621
Cash and equivalents at end of the period	161,317	1,493

Supplemental cash flow information:
Cash paid for:
Interest	-	-
Taxes	-	-

The accompanying notes are an integral part of these financial statements.

6 | P a g e

KIONI HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE 3 MONTHS ENDED MARCH 31, 2026

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

The Company and its wholly owned subsidiary - Gold Times Holdings Limited, which was acquired on June 19, 2024, are referred to as the “Group”.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results for the three months ended March 31, 2026 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the period ended December 31, 2025 filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2026 and for the related periods presented.

Basis of Presentation

The Group’s consolidated financial statements as of March 31, 2026 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Company’ functional and operational currency is US Dollar.

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

Stock-Based Compensation

As of March 31, 2026, the Company has not issued any stock-based payments to its employees.

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at March 31, 2026.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2026.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and related party loan payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

8 | P a g e

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

As of March 31, 2026, the Company had 1,000,000 shares issued and outstanding.

NOTE 4 - RELATED PARTY TRANSACTIONS

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

NOTE 5 - SUBSEQUENT EVENTS

The Group has evaluated and determined that there are no subsequent events from March 31, 2026 to the date the consolidated financial statements were issued.

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

RESULTS OF OPERATION

Three-Month Period Ended March 31, 2026, Compared to Three Months Ended March 31, 2025

Revenue

	THREE MONTHS ENDED MARCH 31, 2026	THREE MONTHS ENDED MARCH 31, 2025
	US$	US$
Business advisory services	19,244	17,594
Bookkeeping and IT services	7,500	19,276
Sundry Income	-	763
	26,744	37,633

 Cost of Revenue

During the three-month period ended March 31, 2026, the Company recorded cost of revenue of $7,706 (2025: $nil) for the provision of business advisory services.

Operating Expenses

During the three-month period ended March 31, 2026, we incurred total expenses and professional fees of $61,586 (2025: $23,716). General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

Net (loss)/ profit

Our net loss for the three-month period ended March 31, 2026 was $42,548 (2025: profit $13,917).

10 | P a g e

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2026 our total assets were $400,046 compared to $410,759 at December 31, 2025. As at March 31, 2026 our current liabilities were $109,560 compared to $77,725 in current liabilities as at December 31, 2025.

Stockholders’ equity was $290,486 as of March 31, 2026 compared to stockholders’ equity of $333,034 as of December 31, 2025.

Cash Flows from Operating Activities

For the three-month period ended March 31, 2026, net cash flows used in operating activities was $89,264 mainly of net profit and the decrease in current assets.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities and use of proceeds during the three-month period ended March 31, 2026.

Item 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended March 31, 2026.

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

KIONI HOLDINGS LIMITED

Dated: May 14, 2026	By:	/s/ Elvis Diao
Elvis Diao, President and Chief Executive Officer and Chief Financial Officer

15 | P a g e