Form 10-K/A
period 2025-12-31
Kioni Holdings Ltd
filed 2026-07-22
CIK 2011134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM__________ TO__________

Commission File Number 001-43267

Kioni Holdings Limited
(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation)

8741

(Primary Standard Industrial Classification Code Number)

30-1441048

(IRS Employer Identification No.)

114 Lavender Street, #08-72 CT Hub 2

Singapore 338729

Tel: (857) 299-0124

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

EXPLANATORY NOTE

Kioni Holdings Limited (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2026 (the “Original Filing”). The sole purpose of this Amendment is to amend the auditors report to include the financial year ended December 31, 2024.

This Amendment No. 1 files the Form 10-K in its entity and replaces the Original Form 10-K filed originally on March 24, 2026. Except as set forth above, this Amendment No. 1 does not modify or update any of the disclosures in the Original Form 10-K. This Amendment No. 1 speaks as of the time of filing of the Original Form 10-K and does not reflect events that may have occurred subsequent to such filing.

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

As of December 31, 2025, the Company and its subsidiary employ a total of 12 employees Our business office is located at 114 Lavender, Street, #08-72 CT Hub 2, Singapore 338729, and our telephone number is +(1) 8572990124.

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

1 | P a g e

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

As of December 31, 2025, our current liabilities were $77,725 and Stockholders’ equity was $333,034.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements as of December 31, 2025 was audited by Lao Professionals, and 2024 was audited by Olayinka Oyebola & Co, the Company’s independent auditors, as indicated in their report included appearing at page 7.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 3, 2025, the Board of Directors of Kioni Holdings Limited. (the “Company”) approved the engagement of LAO Professionals as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2025, effective immediately, and dismissed Olayinka Oyebola & Co (“OOC”), on November 3, 2025 as the Company’s independent registered public accounting firm.

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

3 | P a g e

BACKGROUND INFORMATION ABOUT OUR OFFICERS AND DIRECTORS

Mr. Fuli Diao (“Mr. Diao”), age 35, for the past 3 years Mr Diao is the Managing Director of Gold Times Holdings Limited (“GTHL”), an investors relations and business consulting services firm for the Greater China and Southeast Asia region. Mr. Diao is the non-executive director of Oakridge International Limited, a medical technology devices company listed on the Australia Securities Exchange since 2020. Prior to joining GTHL, Mr. Diao worked in Aisa Times (Hong Kong) Limited focused on business development in the media and consultancy for Greater China area. Mr Diao has broad experience in marketing and consulting services. Mr. Diao is currently a guest professor for the Business School at the Guizhou Education University in China.

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

7 | P a g e

EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kioni Holdings Limited.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheets of Kioni Holdings Limited. (the ‘Company’) as of December 31, 2025, and 2024, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for period ended December 31, 2025, and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the period ended December 31, 2025, and 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/S/ Lateef Awojobi

LAO PROFESSIONALS

(PCAOB ID 7057)

Lagos, Nigeria

We have served as the Company’s auditor since 2025.

July 14, 2026

8 | P a g e

KIONI HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in United States dollars)

	December 31, 2025	December 31, 2024
	US$	US$
ASSETS
Current assets
Cash and cash equivalents	250,581	1,621
Trade receivables	119,654	29,800
Other receivables	33,163	54,884
Deposit	1,000	1,000

Total current assets	404,398	87,305

NON-CURRENT ASSETS
Plant and equipment, net	661	-
Website development	5,700	5,700

Total non-current assets	6,361	5,700

Total assets	410,759	93,005

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payables and accruals	61,355	71,626
Receipt in advance	16,370	16,370

Total current liabilities	77,725	87,996

STOCKHOLDER'S EQUITY
Common stock, authorised 1,000,000 shares at $0.0001 par value per share; issued 1,000,000 shares (December 31, 2024: 1,000,000 shares) at $0.0001 par value per share	100	100
Additional paid-in capital	113,900	113,900
Retained earnings/ (accumulated loss)	219,034	(108,991)

Total Equity	333,034	5,009

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	410,759	93,005

* Retrospectively restated for share split by 9 times with effective date of September 3, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

9 | P a g e

KIONI HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF PROFIT OR LOSS

(in United States dollars, except number of shares)

	2025	2024
	US$	US$
REVENUES	504,684	62,769
Cost of revenues	(30,822)	(10,800)
	473,862	51,969
OPERATING EXPENSES
General and administrative expenses	145,837	148,010
TOTAL OPERATING EXPENSES	(145,837)	(148,010)

NET PROFIT /(LOSS) FROM OPERATIONS	328,025	(96,041)

PROVISION FOR INCOME TAXES	-	-
NET PROFIT /(LOSS)	328,025	(96,041)
Earnings /(loss) per share:
Basic and Diluted	0.33	(0.10)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	1,000,000	733,431

The accompanying notes are an integral part of these consolidated financial statements.

10 | P a g e

KIONI HOLDINGS LIMITED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

(in United States dollars)

	Number of Common Shares*	Share Capital Amount	Additional Paid-In Capital	Accumulated Deficits	Total
		US$	US$	US$	US$

Balance as of December 31, 2023	900,000	90	1,910	(12,950)	(10,950)
Net loss for the year	-	-	-	(96,041)	(96,041)
Shares issued for cash	100,000	10	111,990	-	112,000
Balance as of December 31, 2024	1,000,000	100	113,900	(108,991)	5,009
Net profit for the year	-	-	-	328,025	328,025
Balance as of December 31, 2025	1,000,000	100	113,900	219,034	333,034

* Retrospectively restated for share split by 9 times with effective date of September 3, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

11 | P a g e

KIONI HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in United States dollars)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit /(loss)	328,025	(96,041)
Gain on acquisition	-	(23,590)
Changes in working capital:
Depreciation	46	-
Increase in trade receivables	(89,854)	(24,477)
Decrease /(increase) in other receivables	21,721	(54,884)
Increase in deposit	-	(1,000)
Decrease /(increase) in accounts payables and accruals	(10,271)	14,509
Increase in receipt in advance	-	16,370
Decrease in subscription deposits payables	-	(10,000)
Net cash flows provided by /(used in) operating activities	249,667	(179,113)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquired of Plant and equipment	(707)	-
Cash acquired on acquisition of subsidiaries	-	67,484
Net cash (used in)/ provided by investing activities	(707)	67,484

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	112,000
Net cash provided by financing activities	-	112,000

Net increase in cash and equivalents	248,960	371
Cash and equivalents at beginning of the year	1,621	1,250
Cash and equivalents at end of the year	250,581	1,621

Supplemental cash flow information:
Cash paid for:
Interest	-	-
Taxes	-	-

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

15 | P a g e

PART IV

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

ITEM 16. FORM 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

16 | P a g e

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIONI HOLDINGS LIMITED

Dated: July 14, 2026	By:	/s/ Elvis Diao
Elvis Diao, President and Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fuli, Diao	President, Director, Treasurer and Secretary	July 14, 2026
Fuli, Diao

/s/ Cao Xiaping	Director	July 14, 2026
Cao Xiaping

/s/ Hu Yao Jerry	Director	July 14, 2026
Hu Yao Jerry

17 | P a g e