Form 10-Q
period 2026-06-30
Kioni Holdings Ltd
filed 2026-08-06
CIK 2011134

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 30, 2026
Common Stock, $0.0001	1,000,000

2 | P a g e

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KIONI HOLDINGS LIMITED

Consolidated Statements of Financial Position

(in United States dollars)

	June 30, 2026 (UNAUDITED)	DECEMBER 31, 2025 (AUDITED)
	US$	US$
ASSETS
Current assets
Cash and cash equivalents	138,899	250,581
Trade receivables	218,145	119,654
Other receivables	26,965	33,163
Deposit	1,000	1,000
Total current assets	385,009	404,398

NON-CURRENT ASSETS
Plant and equipment, net	543	661
Website development	14,013	5,700
Total non-current assets	14,556	6,361

Total assets	399,565	410,759

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payables and accruals	203,537	61,355
Receipt in advance	-	16,370
Total current liabilities	203,537	77,725

STOCKHOLDER’S EQUITY
Common stock, authorised 1,000,000 shares at $0.0001 par value per share; issued 1,000,000 shares (December 31, 2025: 1,000,000 shares) at $0.0001 par value per share	100	100
Additional paid-in capital	113,900	113,900
Retained earnings	82,028	219,034

Total equity	196,028	333,034

Total Equity and Liabilities	399,565	410,759

The accompanying notes are an integral part of these financial statements.

3 | P a g e

KIONI HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in United States dollars, except number of shares)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
	US$	US$	US$	US$

REVENUES	27,038	34,313	53,782	71,946
Cost of revenues	(7,833)	-	(15,539)	-
	19,205	34,313	38,243	71,946
OPERATING EXPENSES
General and administrative expenses	(113,663)	(25,034)	(175,249)	(48,750)

NET (LOSS)/ PROFIT FROM OPERATIONS	(94,458)	9,279	(137,006)	23,196

PROVISION FOR INCOME TAXES	-	-	-	-
NET (LOSS)/ PROFIT	(94,458)	9,279	(137,006)	23,196
Net (loss)/ profit per share:
Basic and Diluted	(0.09)	0.01	(0.14)	0.02

Weighted Average Number of Shares Outstanding:
Basic and Diluted	1,000,000	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

4 | P a g e

KIONI HOLDINGS LIMITED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(in United States dollars)

	Number of Common Shares	Share Capital Amount	Additional Paid-In Capital	Accumulated Deficits	Total
	US$	US$	US$	US$	US$

Balance, December 31, 2025	1,000,000	100	113,900	219,034	333,034
Net loss for the period	-	-	-	(42,548)	(42,548)
Balance as of March 31, 2026	1,000,000	100	113,900	176,486	290,486
Net loss for the period	-	-	-	(94,458)	(94,458)
Balance as of June 30, 2026	1,000,000	100	113,900	82,028	196,028

Balance, December 31, 2024	1,000,000	100	113,900	(108,991)	5,009
Net profit for the period	-	-	-	13,917	13,917
Balance as of March 31, 2025	1,000,000	100	113,900	(95,074)	18,926
Net profit for the period	-	-	-	9,279	9,279
Balance as of June 30, 2025	1,000,000	100	113,900	(85,795)	28,205

The accompanying notes are an integral part of these financial statements.

5 | P a g e

KIONI HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in United States dollars)

	SIX MONTHS ENDED JUNE 30, 2026	SIX MONTHS ENDED JUNE 30, 2025
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/ profit	(137,006)	23,196
Changes in working capital:
Depreciation	355	-
Increase in trade receivables	(98,491)	(65,467)
Decrease in other receivables	6,198	54,884
Increase in accounts payables and accruals	125,812	(12,903)
Net cash flows used in operating activities	(103,132)	(290)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,550)	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net increase in cash and equivalents	(111,682)	(290)
Cash and equivalents at beginning of the period	250,581	1,621
Cash and equivalents at end of the period	138,899	1,331

Supplemental cash flow information:
Cash paid for:
Interest	-	-
Taxes	-	-

The accompanying notes are an integral part of these financial statements.

6 | P a g e

KIONI HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results for the six months ended June 30, 2026 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the period ended December 31, 2025 filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2026 and for the related periods presented.

Basis of Presentation

The Group’s consolidated financial statements as of June 30, 2026 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Company’ functional and operational currency is US Dollar.

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

7 | P a g e

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

Stock-Based Compensation

As of June 30, 2026, the Company has not issued any stock-based payments to its employees.

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

8 | P a g e

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at June 30, 2026.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2026.

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

As of June 30, 2026 and 2025, the Company had 1,000,000 shares issued and outstanding.

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

NOTE 5 - SUBSEQUENT EVENTS

The Group has evaluated and determined that there are no subsequent events from June 30, 2026 to the date the consolidated financial statements were issued.

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

RESULTS OF OPERATION

Three-Month Period Ended June 30, 2026, Compared to Three Months Ended June 30, 2025

Revenue

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
	US$	US$	US$	US$
Business advisory services	7,883	19,313	15,383	38,590
Bookkeeping and IT services	19,155	15,000	38,399	32,593
Sundry income	-	-	-	763
	27,038	34,313	53,782	71,946

 Cost of Revenue

During the six-month period ended June 30, 2026, the Company recorded cost of revenue of $7,833 (2025: $nil) for the provision of business advisory services.

Operating Expenses

During the six-month period ended June 30, 2026, we incurred total expenses and professional fees of $113,663 (2025: $25,034). General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

Net (loss)/ profit

Our net loss for the six-month period ended June 30, 2026 was $94,458 (2025: profit $9,279).

10 | P a g e

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2026 our total assets were $399,565 compared to $410,759 at December 31, 2025. As at June 30, 2026 our current liabilities were $203,537 compared to $77,725 in current liabilities as at December 31, 2025.

Stockholders’ equity was $196,028 as of June 30, 2026 compared to stockholders’ equity of $333,034 as of December 31, 2025.

Cash Flows from Operating Activities

For the six-month period ended June 30, 2026, net cash flows used in operating activities was $103,132 mainly of net profit and the change in trade receivable and accounts payables and accruals.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities and use of proceeds during the six-month period ended June 30, 2026.

Item 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended June 30, 2026.

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

KIONI HOLDINGS LIMITED

Dated: August 6, 2026	By:	/s/ Elvis Diao
Elvis Diao, President and Chief Executive Officer and Chief Financial Officer

15 | P a g e