Form 10-Q
period 2026-09-30
Kioni Holdings Ltd
filed 2026-11-12
CIK 2011134

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 30, 2026

Common Stock, $0.0001	1,000,000

2 | P a g e

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KIONI HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in United States dollars)

	SEPTEMBER 30, 2026 (UNAUDITED)	DECEMBER 31, 2025 (AUDITED)
	US$	US$
ASSETS
Current assets
Cash and cash equivalents	68,154	250,581
Trade receivables	291,918	119,654
Other receivables	40,994	33,163
Deposit	1,000	1,000
Total current assets	402,066	404,398

NON-CURRENT ASSETS
Plant and equipment, net	484	661
Website development	13,300	5,700
Total non-current assets	13,784	6,361

Total assets	415,850	410,759

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payables and accruals	199,479	61,355
Receipt in advance	-	16,370
Total current liabilities	199,479	77,725

STOCKHOLDER'S EQUITY
Common stock, authorised 1,000,000 shares at $0.0001 par value per share; issued 1,000,000 shares (December 31, 2025: 1,000,000 shares) at $0.0001 par value per share	100	100
Additional paid-in capital	113,900	113,900
Retained earnings	102,371	219,034

Total equity	216,371	333,034

Total Equity and Liabilities	415,850	410,759

The accompanying notes are an integral part of these financial statements.

3 | P a g e

KIONI HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in United States dollars, except number of shares)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
	US$	US$	US$	US$

REVENUES	67,722	37,042	121,504	108,988
Cost of revenues	1,550	(7,706)	(13,988)	(7,706)
	69,272	29,336	107,516	101,282
OPERATING EXPENSES
General and administrative expenses	(48,929)	(18,858)	(224,179)	(67,606)

NET PROFIT/ (LOSS) FROM OPERATIONS	20,343	10,478	(116,663)	33,674
PROVISION FOR INCOME TAXES	-	-	-	-
NET PROFIT/ (LOSS)	20,343	10,478	(116,663)	33,674
Net profit / (loss) per share:
Basic and Diluted	0.02	0.01	(0.12)	0.03

Weighted Average Number of Shares Outstanding:
Basic and Diluted	1,000,000	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

4 | P a g e

KIONI HOLDINGS LIMITED

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(in United States dollars)

	Number of Common Shares	Share Capital Amount	Additional Paid-In Capital	Accumulated Deficits	Total
	US$	US$	US$	US$	US$

Balance, December 31, 2025	1,000,000	100	113,900	219,034	333,034
Net loss for the period	-	-	-	(42,548)	(42,548)
Balance as of March 31, 2026	1,000,000	100	113,900	176,486	290,486
Net loss for the period	-	-	-	(94,458)	(94,458)
Balance as of June 30, 2026	1,000,000	100	113,900	82,028	196,028
Net profit for the period	-	-	-	20,343	20,343
Balance as of September 30, 2026	1,000,000	100	113,900	102,371	216,371

Balance, December 31, 2024	1,000,000	100	113,900	(108,991)	5,009
Net profit for the period	-	-	-	13,917	13,917
Balance as of March 31, 2025	1,000,000	100	113,900	(95,074)	18,926
Net profit for the period	-	-	-	9,279	9,279
Balance as of June 30, 2025	1,000,000	100	113,900	(85,795)	28,205
Net profit for the period	-	-	-	10,478	10,478
Balance as of September 30, 2025	1,000,000	100	113,900	75,317	38,683

The accompanying notes are an integral part of these financial statements.

5 | P a g e

KIONI HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in United States dollars)

For the Nine Months Ended September 30	2026	2025
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/ profit	(116,663)	33,674
Amortization	950	-
Depreciation	177	-
Changes in working capital:
Increase in trade receivables	(172,264)	(89,322)
(Increase)/ decrease in other receivables	(7,831)	54,884
Increase in accounts payables and accruals	121,754	4,376
Net cash flows provided by/ (used in) operating activities	(173,877)	3,612

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(8,550)	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net increase in cash and equivalents	(182,427)	3,612
Cash and equivalents at beginning of the period	250,581	1,621
Cash and equivalents at end of the period	68,154	5,233

Supplemental cash flow information:
Cash paid for:
Interest	-	-
Taxes	-	-

The accompanying notes are an integral part of these financial statements.

6 | P a g e

KIONI HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results for the nine months ended September 30, 2026 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the period ended December 31, 2025 filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2026 and for the related periods presented.

Basis of Presentation

The Group’s consolidated financial statements as of September 30, 2026 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Company’ functional and operational currency is US Dollar.

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

Stock-Based Compensation

As of September 30, 2026, the Company has not issued any stock-based payments to its employees.

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at September 30, 2026.

8 | P a g e

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Fair Value of Financial Instruments

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2026.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and related party loan payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 "Earnings per Share", which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

NOTE 3 - CAPITAL STOCK

The Company has 1,000,000 shares of common stock authorized with a par value of $0.0001 per share.

As of September 30, 2026, the Company had 1,000,000 shares issued and outstanding.

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

NOTE 5 - SUBSEQUENT EVENTS

The Group has evaluated and determined that there are no subsequent events from September 30, 2026 to the date the consolidated financial statements were issued.

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

RESULTS OF OPERATION

Nine-Month Period Ended September 30, 2026, Compared to nine Month Ended September 30, 2025

Revenue

	THREE MONTHS ENDED SEPTEMBER 30,		SEPTEMBER MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
	US$	US$	US$	US$
Business advisory services	29,074	22,042	67,473	60,631
Bookkeeping and IT services	38,648	15,000	54,031	47,594
Sundry income	-	-	-	763
	67,722	37,042	121,504	108,988

 Cost of Revenue

During the nine-month period ended September 30, 2026, the Company recorded cost of revenue of $13,988 (2025: $7,706) for the provision of business advisory services.

Operating Expenses

During the nine-month period ended September 30, 2026, we incurred total expenses and professional fees of $224,179 (2025: $67,606). General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

Net (loss)/ profit

Our net loss for the nine-month period ended September 30, 2026 was $116,663 (2025: profit $33,674).

10 | P a g e

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2026 our total assets were $415,850 compared to $410,759 at December 31, 2025. As at September 30, 2026 our current liabilities were $199,479 compared to $77,725 in current liabilities as at December 31, 2025.

Stockholders’ equity was $216,371 as of September 30, 2026 compared to stockholders’ equity of $333,034 as of December 31, 2025.

Cash Flows from Operating Activities

For the nine-month period ended September 30, 2026, net cash flows used in operating activities was $173,877 mainly of net profit and the change in trade receivable and accounts payables and accruals.

11 | P a g e

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, sale of our shares, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a newly established business; and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavours or opportunities, which could significantly and materially restrict our business operations.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities and use of proceeds during the three-month period ended September 30, 2026.

Item 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended September 30, 2026.

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

KIONI HOLDINGS LIMITED

Dated: November 12, 2026	By:	/s/ Elvis Diao
Elvis Diao, President and Chief Executive Officer and Chief Financial Officer

15 | P a g e